Form 10QSB
period 2000-06-30
SALES STRATEGIES INC
filed 2000-08-21
CIK 1108240

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB


              [X] Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

                                       OR

     [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

         For the transition period from _____________ to ______________

                         Commission File Number: 0-30623


                             SALES STRATEGIES, INC.
             (Exact name of Registrant as Specified in its Charter)

             NEVADA                                    88-0443498
    (State or other jurisdiction                (IRS Identification Number)
        of incorporation)

                             16133 Ventura Boulevard
                                    Suite 635
                                Encino, CA 91436
                                 (818) 981-1796
    (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

-------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to filed by Section 13 or 15(d) or the Securities Exchange Act of 1934
 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                 Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date: As of August 15, 2000 - 2,000,000 shares of Common Stock, $.001 par value per share.

-------------------------------------------------------------------------------

                             SALES STRATEGIES, INC.

                                      INDEX


Part I. Financial Information

        Item 1. Financial Statements (unaudited)

                Balance Sheets.........................................    3

                Statement of Operations ...............................    4-5

                Statements of Cash Flows ..............................    6

                Notes to Consolidated Financial Statements ............    7

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of
                Operation...............................................   10

Part II.   Other Information

   Item 1.      Legal Proceedings   ....................................   10

   Item 2.      Changes in the Rights
                of the Company's Security Holders ......................   10

   Item 3.      Defaults by the Company on its Senior Securities .......   10

   Item 4.      Results of Votes of Security Holders ...................   10

   Item 5.      Other Information ......................................   10

   Item 6.      Exhibits and Reports on Form 8-K .......................   10

   Signatures .........................................................    11

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                  June 30,         December 31,
                                                    2000               1999
                                                -------------     --------------
                                                 (unaudited)         (audited)

                                     ASSETS

   TOTAL ASSETS                                 $        -         $         -
                                                =============      =============




                      LIABILITIES AND STOCKHOLDERS' EQUITY

      TOTAL LIABILITIES                         $        -         $         -
                                                -------------      ------------

      STOCKHOLDERS' EQUITY:
       Common stock, $.001 par value;
          75,000,000 shares authorized;
          2,000,000 shares issued and
          outstanding                                 2,000               2,000
       Additional paid-in capital                     3,500               3,500

        Deficit accumulated during the
         the development stage                       (5,500)             (5,500)
                                                -------------      ------------

      TOTAL STOCKHOLDERS' EQUITY                          -               -
                                                -------------      ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      ----------------------------------
        EQUITY                                  $         -     $         -
        ------                                  ===========     ===============

The accompanying notes are an integral part of the financial statements.

                             SALES STRATEGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              For the Three Months
                                                     Ended
                                                    June 30,
                                             ----------------------
                                                 2000       1999
                                             ----------   ----------
REVENUE                                      $     -      $    -


GENERAL, SELLING
AND ADMINISTRATIVE EXPENSES                        -           -

                                             ----------   ----------

LOSS BEFORE TAXES                                  -           -

PROVISION FOR INCOME TAXES                         -           -
                                             ----------   ----------

NET LOSS                                     $     -      $    -
                                             ==========   ==========

NET LOSS PER COMMON
SHARE - basic and diluted                    $     -      $    -
                                             ==========   ==========









    The accompanying notes are an integral part of the financial statements.

                               SALES STRATEGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS (continued)
                                  (Unaudited)


                                                                 For the Period
                                                                      From
                                   For The Six Months           October 17, 1995
                                     Ended June 30,              (inception) to
                                ------------------------           June 30,
                                   2000           1999               2000
                                ---------     ----------        ---------------
  REVENUE                       $       -     $        -        $             -

  ADMINISTRATIVE EXPENSES               -              -                  5,500
                                ---------     ----------        ----------------

  NET LOSS                      $       -     $        -        $        (5,500)
                                =========     ==========        ===============

  NET LOSS PER COMMON SHARE
  - basic and diluted           $       -     $        -        $         (0.00)
                                =========     ==========        ===============

  WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING
  - basic and diluted           2,000,000     2,000,000            2,000,000
                                =========     ==========        ===============



 The accompanying notes are an integral part of the financial statements.

                             SALES STRATEGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 For the Period
                                                                      From
                                      For Six Months Ended      October 17, 1995
                                            June 30,             (inception) to
                                   ------------------------        June 30,
                                      2000          1999             2000
                                   ---------     ----------     ---------------

   CASH FLOWS FROM
   OPERATING ACTIVITIES:
        Net loss                   $       -      $       -      $      (5,500)
                                   ---------      ---------      -------------


   CASH FLOWS FROM FINANCING
   ACTIVITIES:
        Issuance of common
        stock for cash                     -              -              5,500
                                   ---------      ---------      -------------

   Net change in cash
    and cash equivalents                   -              -                  -
                                   ---------      ---------      -------------

   Cash and cash equivalents
    - beginning of period                  -              -                  -
                                   ---------      ---------      -------------

   Cash and cash equivalents
    - ending of period             $       -      $       -      $           -
                                   =========      =========      =============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year -
   Interest paid                   $       -      $       -      $           -
                                   =========      =========      =============
   Income taxes paid               $       -      $       -      $           -
                                   =========      =========      =============

Non cash investing and
 Financing activities:              None



    The accompanying notes are an integral part of the financial statements.

                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2000 (UNAUDITED)

   NOTE 1 -    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

               Nature of Operations
               --------------------
               Sales Strategies, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Nevada on October 17, 1995. It is management's' objective to seek a merger with an existing operating company.

               Basis of Presentation
               ---------------------
               The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This factor raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. It is management's' objective to seek additional capital through a merger with an existing operating company.

               Use of Estimates
               ----------------
               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

               Cash and Cash Equivalents
               -------------------------
               The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                              SALES STRATEGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2000 (UNAUDITED)


   NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Concentration of Credit Risk
               ----------------------------
               The   Company   places  its  cash  in  what  it  believes  to  be
               credit-worthy financial institutions. However, cash balances exceed FDIC insured levels at various times during the year.

               Income Taxes
               ------------
               Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

               Earnings Per Share
               ------------------
               During 1998, the Company adopted SFAS No. 128, "Earnings Per Share", which requires presentation of basic loss per share and diluted loss per share. The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

               Comprehensive Income
               --------------------
               In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2000, the Company has no items that represent comprehensive income and therefore, has not included a schedule of comprehensive income in the accompanying financial statements.

               Impact of Year 2000 Issue
               -------------------------
               As of June 30, 2000, the Company does not have any computer systems or customers and suppliers. Therefore, the issue of the year 2000 has no effect on the Company's current activities.

                             SALES STRATEGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2000 (UNAUDITED)

NOTE 2 -       RELATED PARTY TRANSACTIONS

               The Company neither owns nor leases any real or personal property. A shareholder of the Company provides office services without charge. Such costs are immaterial to the financial statement and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a business opportunity becomes available for the Company, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 3         STOCKHOLDERS' EQUITY

               In April 2000, the Company restated its Articles of Incorporation to designate 10,000,000 shares of preferred stock with a par value of 0.001 and increase the authorized number of common stock from 25,000 to 75,000,000 shares with a par value of $0.001.

               The Board of Directors is authorized to provide from time to time for the issuance of shares of preferred stock in series and to fix and determine from time to time, before issuance, the designation and relative rights and preferences of the shares of each series of preferred stock and the restrictions or qualifications. As of February 2000, no preferred stock nor designations of preferred stock have been determined.

               In April 2000, the Company completed a forward split of its common stock 2000:1, thus increasing the number of outstanding and issued shares of the Company's common stock from 1,000 to 2,000,000.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

      The Company has not commenced business activities and has no assets or operations. The Company is dependent upon its officers to meet any de-minimis costs which may occur.

      Hagit Bernstein, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

      In addition, since the Company has had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, the Company will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is assurance that the Company can identify such a business opportunity and consummate such a business combination.


PART II.    Other Information

Item 1.     Legal Proceedings - None.

Item 2.     Changes in the Rights of the Company's Security Holders - None.

Item 3.     Defaults by the Company on its Senior Securities - None.

Item 4.     Results of Votes of Security Holders - None.

Item 5.     Other Information - None.

Item 6.     Exhibits and Reports on Form 8-K

     (a)   Exhibits

Exhibit
Number      Description
-------     -----------
27          Financial Data Schedule

     (b)   Reports on Form 8-K

            None
                                       10

                                   SIGNATURES



      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SALES STRATEGIES, INC.
                               Registrant



Date: August 18, 2000              /s/ Hagit Bernstein
                               ---------------------------------
                                 Hagit Bernstein
                                 President