Form 10QSB
period 2000-09-30
SALES STRATEGIES INC
filed 2000-11-14
CIK 1108240

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB


              [X] Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date: As of November 6, 2000 - 2,000,000 shares of Common Stock, $.001 par value per share.

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

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                September 30,      December 31,
                                                    2000               1999
                                                -------------     --------------
                                                 (unaudited)         (audited)

                                     ASSETS

   TOTAL ASSETS                                 $        -         $         -
                                                =============      =============




                      LIABILITIES AND STOCKHOLDERS' EQUITY

      TOTAL LIABILITIES                         $        -         $         -
                                                -------------      ------------

      STOCKHOLDERS' EQUITY:
       Common stock, $.001 par value;
          75,000,000 shares authorized;
          2,000,000 shares issued and
          outstanding                                 2,000               2,000
       Additional paid-in capital                     3,500               3,500

        Deficit accumulated during the
         the development stage                       (5,500)             (5,500)
                                                -------------      ------------

      TOTAL STOCKHOLDERS' EQUITY                          -               -
                                                -------------      ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      ----------------------------------
        EQUITY                                  $         -     $         -
        ------                                  =============   ===============

The accompanying notes are an integral part of the financial statements.

                             SALES STRATEGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              For the Three Months
                                                     Ended
                                                 September 30,
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

                               SALES STRATEGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS (continued)
                                  (Unaudited)


                                                                 For the Period
                                                                      From
                                   For The Nine Months          October 17, 1995
                                   Ended September 30,           (inception) to
                                ------------------------          September 30,
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

                             SALES STRATEGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 For the Period
                                                                      From
                                     For Nine Months Ended      October 17, 1995
                                          September 30,           (inception) to
                                   ------------------------        September 30,
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

                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 (UNAUDITED)

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

                              SALES STRATEGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 (UNAUDITED)


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

               Comprehensive Income
               --------------------
               In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2000, the Company has no items that represent comprehensive income and therefore, has not included a schedule of comprehensive income in the accompanying financial statements.

               Impact of Year 2000 Issue
               -------------------------
               As of September 30, 2000, the Company does not have any computer systems or customers and suppliers. Therefore, the issue of the year 2000 has no effect on the Company's current activities.

                             SALES STRATEGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 (UNAUDITED)

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



                               SALES STRATEGIES, INC.
                               Registrant



Date: November 10, 2000           /s/ Hagit Bernstein
                               ---------------------------------
                                 Hagit Bernstein
                                 President