Form 10QSB
period 2001-09-30
SALES STRATEGIES INC
filed 2002-02-01
CIK 1108240

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB


              [X] Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

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

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEET


                                                             September 30,
                                                                 2001
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

                               SALES STRATEGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                     For the Period
                                                                                          From
                                For The Three Months       For The Nine Months      October 17, 1995
                                 Ended September 30,       Ended September 30,       (inception) to
                              ------------------------   ------------------------      September 30,
                                 2001           2000        2001           2000           2001
                              ---------     ----------   ---------     ----------   ---------------
  REVENUE                     $       -     $        -   $       -     $        -   $             -

  ADMINISTRATIVE EXPENSES             -              -           -              -             8,500
                              ---------     ----------   ---------     ----------   ----------------

  NET LOSS                    $       -     $        -   $       -     $        -   $        (8,500)
                              =========     ==========   =========     ==========   ===============

  NET LOSS PER COMMON SHARE
  - basic and diluted         $       -     $        -   $       -     $        -   $         (0.00)
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

                                SALES STRATEGIES, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                          Deficit
                                                                        Accumulated
                                       Common Stock      Additional     During the        Total
                                   -------------------    Paid In       Development    Stockholders'
                                    Shares     Amount     Capital          Stage         Equity
                                   -------     --------  ------------   -----------    ------------
  Balance, October 17, 1995              -     $     -    $       -     $      -       $         -

  Issuance of common stock
  for cash on October 17, 1995
  at $0.0027 per share             2,000,000    2,000        3,500            -              5,500

  Net loss                               -           -            -      (5,500)            (5,500)
                                   -------     --------   ---------     -----------    -----------
  Balance, December 31, 1995       2,000,000    2,000        3,500       (5,500)                -

  Net loss                               -          -            -            -                 -
                                   -------     --------   ---------     -----------    -----------
  Balance, December 31, 1996       2,000,000    2,000        3,500       (5,500)                -

  Net loss                               -           -            -            -                 -
                                   -------     --------   ---------     -----------    -----------
  Balance, December 31, 1997       2,000,000    2,000        3,500       (5,500)                -

  Net loss                               -           -            -            -                 -
                                   -------     --------   ---------     -----------    -----------

  Balance, December 31, 1998       2,000,000    2,000        3,500       (5,500)                -

  Net loss                               -           -            -            -                 -
                                   -------     --------   ---------     -----------    -----------
  Balance, December 31, 1999       2,000,000    2,000        3,500       (5,500)                -

  Net loss                               -           -           -       (3,000)                -
  Contribution by officer                -           -       3,000            -                 -
                                   -------     --------   ---------     -----------    -----------
  Balance, December 31, 2000       2,000,000    2,000        6,500       (8,500)                -

  Net loss                               -           -           -            -                 -
                                   -------     --------   ---------     -----------    -----------
  Balance, September 30 , 2001     2,000,000    2,000        6,500       (8,500)                -
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

                             SALES STRATEGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 For the Period
                                                                      From
                                    For Nine Months Ended       October 17, 1995
                                         September 30,           (inception) to
                                   ------------------------       September 30,
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

                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2001 (UNAUDITED)

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

               Basis of Presentation
               ---------------------
               The accompanying unaudited interim financial statements of Sales Strategies, Inc. ("Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form10-KSB.

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

                              SALES STRATEGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2001 (UNAUDITED)


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

                             SALES STRATEGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2001 (UNAUDITED)

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