Form 10QSB
period 2002-03-31
SALES STRATEGIES INC
filed 2002-05-15
CIK 1108240

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB


              [X] Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date: As of March 31, 2002 - 2,000,000 shares of Common Stock, $.001 par value per share.

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

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEET


                                                               March 31,
                                                                 2002
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
                                                             -------------

      STOCKHOLDERS' EQUITY:
       Preferred stock, $0.001 par value;
          10,000,000 shares authorized;
          none issued and outstanding                                 -
       Common stock, $.001 par value;
          75,000,000 shares authorized;
          2,000,000 shares issued and
          outstanding                                              2,000
       Additional paid-in capital                                 10,750

        Deficit accumulated during the
         the development stage                                   (12,750)
                                                             -------------

      TOTAL STOCKHOLDERS' EQUITY                                       -
                                                             -------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      ----------------------------------
        EQUITY                                               $         -
        ------                                               =============

The accompanying notes are an integral part of the financial statements.

                               SALES STRATEGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                              For the Period
                                                                   from
                                For The Three Months         October 17, 1995
                                  Ended March 31,             (inception) to
                              ------------------------            March 31,
                                 2002           2001               2002
                              ---------     ----------       ---------------
  REVENUE                     $       -     $        -       $             -

  ADMINISTRATIVE EXPENSES         4,250              -                12,750
                              ---------     ----------       ----------------

  NET LOSS                    $  (4,250)    $        -       $       (12,750)
                              =========     ==========       ===============

  NET LOSS PER COMMON SHARE
  - basic and diluted         $  (0.002)    $        -       $        (0.006)
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

                                SALES STRATEGIES, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                          Deficit
                                                                        Accumulated
                                       Common Stock      Additional     During the        Total
                                   -------------------    Paid In       Development    Stockholders'
                                    Shares     Amount     Capital          Stage         Equity
                                   ---------   --------  ------------   -----------    ------------
  Balance, October 17, 1995              -     $     -    $       -     $      -       $         -

  Issuance of common stock
  for cash on October 17, 1995
  at $0.0027 per share (Restated
  for 2000:1 stock split)          2,000,000    2,000        3,500            -              5,500

  Net loss                               -           -            -      (5,500)            (5,500)
                                   ---------   --------  ------------   -----------    ------------
  Balance, December 31, 1995       2,000,000    2,000        3,500       (5,500)                -

  Net loss                               -          -            -            -                 -
                                   ---------   --------  ------------   -----------    ------------
  Balance, December 31, 1996       2,000,000    2,000        3,500       (5,500)                -

  Net loss                               -           -            -            -                 -
                                   ---------   --------  ------------   -----------    ------------
  Balance, December 31, 1997       2,000,000    2,000        3,500       (5,500)                -

  Net loss                               -           -            -            -                 -
                                   ---------   --------  ------------   -----------    ------------

  Balance, December 31, 1998       2,000,000    2,000        3,500       (5,500)                -

  Net loss                               -           -            -            -                 -
                                   ---------   --------  ------------   -----------    ------------
  Balance, December 31, 1999       2,000,000    2,000        3,500       (5,500)                -

  Net loss                               -           -           -       (3,000)           (3,000)
  Contribution by officer                -           -       3,000            -             3,000
                                   ---------   --------  ------------   -----------    ------------
  Balance, December 31, 2000       2,000,000    2,000        6,500       (8,500)                -

  Net loss                               -           -           -            -                 -
                                   ---------   --------  ------------   -----------    ------------
  Balance, December 31 , 2001      2,000,000    2,000        6,500       (8,500)                -

  Net loss (unaudited)                   -           -           -       (4,250)           (4,250)
  Contribution by officer                -           -       4,250            -             4,250
                                   ---------   --------  ------------   -----------    ------------
  Balance, March 31, 2002
   (unaudited)                     2,000,000    2,000       10,750      (12,750)                -
                                   =========   ========   =========     ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                             SALES STRATEGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 For the Period
                                                                      from
                                    For Three Months Ended      October 17, 1995
                                           March 31,             (inception) to
                                   ------------------------         March 31,
                                      2002          2001             2002
                                   ---------     ----------     ---------------

   CASH FLOWS FROM
   OPERATING ACTIVITIES:
        Net loss                   $  (4,250)     $       -      $     (12,750)
                                   ---------      ---------      -------------

   CASH FLOWS FROM FINANCING
   ACTIVITIES:
        Issuance of common
        stock for cash                     -              -              5,500
        Contribution by officer        4,250                             7,250
                                   ---------      ---------      -------------
   Net cash from financing
     activities                        4,250              -             12,750
                                    ---------      ---------      -------------
   Net change in cash
    and cash equivalents                   -              -                  -
                                   ---------      ---------      -------------

   Cash and cash equivalents
    - beginning of period                  -              -                  -
                                   ---------      ---------      -------------

   Cash and cash equivalents
    - ending of period             $       -      $       -      $           -
                                   =========      =========      =============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year -
   Interest paid                   $       -      $       -      $           -
                                   =========      =========      =============
   Income taxes paid               $       -      $       -      $           -
                                   =========      =========      =============




    The accompanying notes are an integral part of the financial statements.

                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (UNAUDITED)

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

               Basis of Presentation
               ---------------------
               The accompanying unaudited interim financial statements of Sales Strategies, Inc. ("Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form10-KSB.

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

                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (UNAUDITED)


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

               In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (UNAUDITED)

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

               In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

NOTE 2 -       RELATED PARTY TRANSACTION

               The Company incurred legal and accounting fees of $4,250 in the quarter ended March 31, 2002 which were paid by an officer of the Company. The officer does not expect this amount to be paid back by the Company and therefore the amount is considered as additional paid-in capital.

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



                               SALES STRATEGIES, INC.
                               Registrant



Date: May 14, 2002               /s/ Alan Schram
                               ---------------------------------
                                 Alan Schram
                                 President