Form 10QSB
period 2003-03-31
SALES STRATEGIES INC
filed 2003-07-28
CIK 1108240

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB


              [X] Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

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

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                            March 31,
                                                              2003
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

                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Period from
                                 For the Three Months      October 17, 1995
                                    Ended March 31,         (inception) to
                                ----------------------         March 31,
                                    2002       2003              2003
                                ----------   ---------     ---------------
REVENUE                         $     -      $    -        $          -


GENERAL, SELLING
AND ADMINISTRATIVE EXPENSES         4,250         -                12,750

                                ----------   ---------     ---------------

LOSS BEFORE TAXES                  (4,250)        -               (12,750)

PROVISION FOR INCOME TAXES            -           -                    -
                                ----------   ---------     ---------------

NET LOSS                        $  (4,250)   $    -        $      (12,855)
                                ==========   =========     ===============

NET LOSS PER COMMON
SHARE - basic and diluted       $  (0.002)   $    -        $        (0.01)
                                ==========   =========     ===============


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
basic and diluted               2,000,000    2,000,000           2,000,000
                                ==========   =========      ===============



    The accompanying notes are an integral part of the financial statements.

                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                          Deficit
                                                                        Accumulated
                                       Common Stock      Additional     During the        Total
                                   -------------------    Paid In       Development    Stockholders'
                                    Shares     Amount     Capital          Stage         Equity
                                   -------     --------  ------------   -----------    ------------
  Balance, October 17, 1995              -     $     -    $       -     $     -        $         -

  Issuance of common stock
  for cash on October 17, 1995
  at $0.0027 per share             2,000,000    2,000        3,500            -              5,500

  Net loss                               -           -            -      (5,500)            (5,500)
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1995       2,000,000    2,000        3,500       (5,500)                -

  Net loss                               -          -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1996       2,000,000    2,000        3,500       (5,500)                -

  Net loss                               -          -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1997       2,000,000    2,000        3,500       (5,500)                -

  Net loss                               -          -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------

  Balance, December 31, 1998       2,000,000    2,000        3,500       (5,500)                -

  Net loss                               -          -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1999       2,000,000    2,000        3,500       (5,500)                -

  Net loss                               -          -            -       (3,000)           (3,000)
  Contribution by officer                -          -        3,000            -             3,000
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2000       2,000,000    2,000        6,500       (8,500)                -

  Net loss                               -            -           -           -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2001       2,000,000    2,000        6,500       (8,500)                -

  Net loss                               -           -           -       (4,250)           (4,250)
  Contribution by officer                -           -       4,250            -             4,250
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2002
    (Unaudited)                    2,000,000     2,000      10,750      (12,750)               -

  Net loss                               -           -           -            -                -
                                   ---------   --------   ---------     -----------    -----------
  Balance, March 31, 2003
    (Unaudited)                    2,000,000     2,000       10,750     (12,750)               -
                                   =========   ========    ========     ===========    ===========



     The accompanying notes are integral part of the financial statements.

                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the
                                                                   Period from
                                    For Three Months Ended      November 2, 1992
                                          March 31,              (inception) to
                                   ------------------------         March 31,
                                      2002          2003              2003
                                   ---------     ----------     ---------------

   CASH FLOWS FROM
   OPERATING ACTIVITIES:
    Net Loss                       $  (4,250)    $     -         $     (12,750)

   CASH FLOWS PROVIDED BY
   FINANCING ACTIVITIES
     Issuance of Common Stock      $      -      $     -         $       5,500
     Contribution by officer           4,250           -                 7,250
                                   ----------    ---------       -------------
     Net Cash from Financing
      Activities                   $   4,250     $     -         $      12,750
                                   ----------    ---------       -------------

   NET CHANGE IN CASH
    AND CASH EQUIVALENTS                 -             -                  -
                                   ---------      ---------      -------------

   CASH AND CASH EQUIVALENTS
    - beginning of period                -             -                  -
                                   ---------      ---------      -------------

   CASH AND CASH EQUIVALENTS
    - ending of period             $     -        $    -         $        -
                                   =========      =========      =============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year -
   Interest paid                   $     -        $    -         $        -
                                   =========      =========      =============
   Income taxes paid               $       -      $    -         $        -
                                   =========      =========      =============




    The accompanying notes are an integral part of the financial statements.

                               SALES STRATEGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

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

               Basis of Presentation
               ---------------------
               The accompanying unaudited interim financial statements of Sales Strategies have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

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

                               SALES STRATEGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

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

                                   SIGNATURE



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