Form 10QSB/A
period 2002-06-30
SALES STRATEGIES INC
filed 2003-09-23
CIK 1108240

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 1O-QSB/A


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

         11300 West Olympic Boulevard, Suite 800, Los Angeles, CA 90064
                    (Address of principal executive offices)

                                 (310) 477-9741
                           (Issuer's telephone number)


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date: As of September 18, 2003 -- 2,000,000 shares of Common Stock, $.001 par value per share.

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

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                             SALES STRATEGIES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                            June 30,
                                                              2002
                                                         ------------
                                                          (unaudited)

                                     ASSETS

   TOTAL ASSETS                                          $        -
                                                         ============




                      LIABILITIES AND STOCKHOLDERS' EQUITY

      TOTAL LIABILITIES                                  $     3,200
                                                         ------------

   STOCKHOLDERS' EQUITY:
     Preferred stock, $0.001 par value;
          10,000,000 shares authorized;
          none issued and outstanding                             -
     Common stock, $0.001 par value;
       75,000,000 shares authorized;
       2,000,000 shares issued and
       outstanding                                             2,000
     Additional paid-in capital                               10,750
     Deficit accumulated during the
      development stage                                      (15,950)
                                                         ------------

      TOTAL STOCKHOLDERS' EQUITY                              (3,200)
                                                         ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      ----------------------------------
        EQUITY                                           $        -
        ------                                           ============


The accompanying notes form an integral part of the financial statements.

                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                    Period from
                              For the Three Months       For the Six Months       October 17, 1995
                                Ended June 30,              Ended June 30,         (inception) to
                              ---------------------     ----------------------        June 30,
                                 2002         2001         2002        2001             2002
                              ----------   -----------  ----------   ---------     --------------

REVENUE                         $     -      $    -        $     -     $    -       $      -


GENERAL, SELLING
AND ADMINISTRATIVE EXPENSES         3,200         -           7,450         -            15,950

                               ----------   -----------  ----------   ---------     --------------

LOSS BEFORE TAXES               $  (3,200)   $    -        $ (7,450)   $    -        $  (15,950)


PROVISION FOR INCOME TAXES            -           -              -          -              -
                                ----------   -----------  ----------   ---------     --------------


NET LOSS                        $   (3,200)  $    -        $ (7,450)  $     -        $  (15,950)
                                ==========   ==========   ==========   ==========    ==============

NET LOSS PER COMMON
SHARE - basic and diluted       $  (0.002)   $    -        $   (.004) $     -        $    (.008)
                                ==========   ==========   ==========   ==========    ==============


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
basic and diluted               2,000,000     2,000,000    2,000,000    2,000,000      2,000,000
                                ==========   ==========   ==========   ==========    ==============



    The accompanying notes form an integral part of the financial statements.

                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                          Deficit
                                                                        Accumulated
                                       Common Stock      Additional     During the        Total
                                   -------------------    Paid In       Development    Stockholders'
                                    Shares     Amount     Capital          Stage         Equity
                                   -------     --------  ------------   -----------    ------------
  Balance, October 17, 1995              -     $     -    $       -     $     -        $         -

  Issuance of common stock
  for cash on October 17, 1995
  at $0.0027 per share             2,000,000    2,000        3,500            -              5,500

  Net loss                               -           -            -      (5,500)            (5,500)
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1995       2,000,000    2,000        3,500       (5,500)                -

  Net loss                               -          -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Net loss for the years
  ended December 31, 1996
  through December 31, 1999              -          -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1999       2,000,000    2,000        3,500       (5,500)                -

  Net loss                               -          -            -       (3,000)           (3,000)
  Contribution by officer                -          -        3,000            -             3,000
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2000       2,000,000    2,000        6,500       (8,500)                -

  Net loss                               -            -           -           -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2001       2,000,000    2,000        6,500       (8,500)                -

  Net loss                               -           -           -       (7,450)           (7,450)
  Contribution by officer                -           -       4,250            -             4,250
                                   ---------   --------   ---------     -----------    -----------
  Balance, June 30, 2002
    (Unaudited)                    2,000,000     2,000      10,750      (15,950)           (3,200)
                                   =========   ========    ========     ===========    ===========

     The accompanying notes form an integral part of the financial statements.

                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the
                                                                  Period from
                                    For Six Months Ended        November 2, 1992
                                          June 30,              (inception) to
                                   ------------------------         June 30,
                                      2002          2001             2002
                                   ---------     ----------     ---------------

   CASH FLOWS FROM
   OPERATING ACTIVITIES:
    Net Loss                       $  (7,450)    $     -         $      (15,950)
  Increase(decrease)in liabilities-
    Account payable                $   3,200     $     -         $        3,200
     And accrued expenses          ----------    -----------    ---------------
       Total adjustments           $   3,200     $     -         $        3,200
                                   ----------    -----------    ---------------
    Net cash used for operating    $  (4,250)    $     -         $      (12,750)
     activities

     Net Cash from Financing
      Activities                   $   4,250     $     -         $       12,750
                                   ----------    ---------       --------------

   NET CHANGE IN CASH
    AND CASH EQUIVALENTS                 -             -                  -
                                   ---------      ---------      --------------

   CASH AND CASH EQUIVALENTS
    - beginning of period                -             -                  -
                                   ---------      ---------      --------------

   CASH AND CASH EQUIVALENTS
    - ending of period             $     -        $    -         $        -
                                   =========      =========      ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year -
   Interest paid                   $     -        $    -         $        -
                                   =========      =========      ==============
   Income taxes paid               $       -      $    -         $        -
                                   =========      =========      ==============




    The accompanying notes form an integral part of the financial statements.

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

               Going Concern
               -------------
               The accompanying unaudited interim financial statements of Sales Strategies have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

               Recent Accounting Pronouncements
               --------------------------------
               In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption of SFAS No. 145 to have a material impact on the Company's financial position or results of operations.

               In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           June 30, 2002 (UNAUDITED)

 NOTE 1 -     DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

               Recent Accounting Pronouncements, continued
               -------------------------------------------
               In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.


   NOTE 2 -    RELATED PARTY TRANSACTION

               The Company incurred legal and accounting fees of $4,250 in the quarter ended March 31, 2002 which were paid by an officer of the Company. An additional $3,200 was incurred for similar expenses in the quarter ended June 30, 2002. The officer does not expect the amount to be paid back by the Company and therefore the total amount paid is considered as additional paid-in capital and the remaining balance is a current liability.

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

Item 3.     Defaults by the Company on its Senior Securities - None.

Item 4.     Results of Votes of Security Holders - None.

Item 5.     Other Information - None.

Item 6.     Exhibits and Reports on Form 8-K

     (a)   Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)   Reports on Form 8-K

            None

                                   SIGNATURE



      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SALES STRATEGIES, INC.

                                 Registrant


Date: September 22, 2003         /s/ R.B. Harris
                                 -----------------------------
                                 R.B. Harris
                                 Chief Executive Officer and
                                 President/Director


                                 /s/  Maurice H. Madrid
                                 ------------------------------
                                 Maurice H. Madrid
                                 Chief Financial officer and
                                 Director

                                 /s/  Rejean Gosselin
                                 -----------------------------
                                 Rejean Gosselin
                                 Secretary/Treasure/Director

                                 /s/  Nikos Pedafronimon
                                 -----------------------------
                                 Nikos Pedafronimon
                                 Director

                                 /s/ Patrick Power
                                 -----------------------------
                                 Patrick Power
                                 Director