Form 10QSB/A
period 2002-09-30
SALES STRATEGIES INC
filed 2003-09-23
CIK 1108240

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date: As of September 18, 2003 - 2,000,000 shares of Common Stock, $.001 par value per share.

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

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                         September 30,
                                                              2002
                                                         ------------
                                                          (unaudited)

                                     ASSETS

   TOTAL ASSETS                                          $        -
                                                         ============




                      LIABILITIES AND STOCKHOLDERS' EQUITY

      TOTAL LIABILITIES                                  $     1,200
                                                         ------------

   STOCKHOLDERS' EQUITY:
     Preferred stock, $0.001 par value;
          10,000,000 shares authorized;
          none issued and outstanding                             -
     Common stock, $0.001 par value;
       75,000,000 shares authorized;
       2,000,000 shares issued and
       outstanding                                             2,000
     Additional paid-in capital                               12,750
     Deficit accumulated during the
      development stage                                      (15,950)
                                                         ------------

      TOTAL STOCKHOLDERS' EQUITY                              (1,200)
                                                         ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      ----------------------------------
        EQUITY                                           $        -
        ------                                           ============


The accompanying notes form an integral part of the financial statements.

                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                    Period from
                               For the Three Months       For the Nine Months     October 17, 1995
                                 Ended Sept. 30,              Ended Sept. 30,      (inception) to
                               ---------------------    ----------------------      Sept. 30,
                                 2002         2001         2002       2001             2002
                               ----------   ----------  ----------   ---------    ---------------

REVENUE                         $     -      $    -      $     -     $    -         $      -


GENERAL, SELLING
AND ADMINISTRATIVE EXPENSES           -           -          7,450          -            15,950

                                ----------   ----------  ----------   ---------    ---------------

LOSS BEFORE TAXES               $     -      $    -       $ (7,450)   $    -         $  (15,950)


PROVISION FOR INCOME TAXES            -           -              -          -                -
                                ----------   ----------  ----------   ---------    ---------------

NET LOSS                        $     -      $    -       $  (7,450)  $    -         $   (15,950)
                                ==========   =========   ==========   ==========    ===============

NET LOSS PER COMMON
SHARE - basic and diluted       $     -      $    -       $   (.004)  $    -         $     (.008)
                                ==========   =========   ==========   ==========    ===============


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
basic and diluted               2,000,000    2,000,000    2,000,000    2,000,000        2,000,000
                                ==========   =========   ==========   ==========    ===============




    The accompanying notes form an integral part of the financial statements.

                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                          Deficit
                                                                        Accumulated
                                       Common Stock      Additional     During the        Total
                                   -------------------    Paid In       Development    Stockholders'
                                    Shares     Amount     Capital          Stage         Equity
                                   -------     --------  ------------   -----------    ------------
  Balance, October 17, 1995              -     $     -    $       -     $     -        $         -

  Issuance of common stock
  for cash on October 17, 1995
  at $0.0027 per share             2,000,000    2,000        3,500            -              5,500

  Net loss                               -           -            -      (5,500)            (5,500)
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1995       2,000,000    2,000        3,500       (5,500)                -

  Net loss                               -          -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Net loss for the years
  ended December 31, 1996
  through December 31, 1999              -          -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1999       2,000,000    2,000        3,500       (5,500)                -

  Net loss                               -          -            -       (3,000)           (3,000)
  Contribution by officer                -          -        3,000            -             3,000
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2000       2,000,000    2,000        6,500       (8,500)                -

  Net loss                               -            -           -           -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2001       2,000,000    2,000        6,500       (8,500)                -

  Net loss                               -           -           -       (7,450)           (7,450)
  Contribution by officer                -           -       6,250            -             6,250
                                   ---------   --------   ---------     -----------    -----------
  Balance, Sept 30, 2002
    (Unaudited)                    2,000,000     2,000       12,750     (15,950)           (1,200)
                                   =========   ========    ========     ===========    ===========

     The accompanying notes form an integral part of the financial statements.

                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the
                                                                   Period from
                                    For Nine Months Ended      November 2, 1992
                                       September 30,              (inception) to
                                   ------------------------        Sept. 30,
                                      2002          2001              2002
                                   ---------     ----------     ---------------

   CASH FLOWS FROM
   OPERATING ACTIVITIES:
    Net Loss                       $  (7,450)    $     -         $     (15,950)
    Increase(decrease)
    in liabilities-
     Account payable
     and accrued expenses          $   1,200     $     -         $       1,200
                                   ----------    -----------     ---------------
       Total adjustments           $   1,200     $     -         $       1,200
                                   ----------    -----------    ---------------
     Net cash used for
     operating activities          $  (6,250)    $     -         $     (14,750)

    CASH FLOWS PROVIDED BY
    FINANCING ACTIVITIES:
     Issuance of Common Stock      $     -       $     -         $       5,500
     Contribution by officer       $   6,250     $     -         $       9,250

     Net Cash from Financing
      Activities                   $   6,250     $     -         $      14,750
                                   ----------    ---------       -------------

   NET CHANGE IN CASH
    AND CASH EQUIVALENTS                 -             -                  -
                                   ---------      ---------      -------------
   CASH AND CASH EQUIVALENTS
    - beginning of period                -             -                  -
                                   ---------      ---------      -------------

   CASH AND CASH EQUIVALENTS
    - ending of period             $     -        $    -         $        -
                                   =========      =========      =============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year -
   Interest paid                   $     -        $    -         $        -
                                   =========      =========      =============
   Income taxes paid               $       -      $    -         $        -
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

               Going Concern
               -------------
               The accompanying unaudited interim financial statements of Sales Strategies have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended Sept. 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2002 (UNAUDITED)

  NOTE 1 -     DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
               (Continued)

               Recent Accounting Pronouncements (Continued)
               --------------------------------------------
               In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

 NOTE 2 -    RELATED PARTY TRANSACTION

               The Company incurred legal and accounting fees of $4,250 in the quarter ended March 31, 2002 which were paid by an officer of the Company. An additional $3,200 was incurred for similar expenses in the quarter ended June 30, 2002, of which $2,000 was paid by an officer of the company in the quarter ended September 30, 2003. The officer does not expect these amounts to be paid back by the Company and therefore the total amount paid is considered as additional paid-in capital and the remaining balance is a current liability.

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