Form 10KSB
period 2002-12-31
SALES STRATEGIES INC
filed 2003-09-23
CIK 1108240

36


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2002

                        Commission File Number 000-30623


                             SALES STRATEGIES, INC.
                 (Name of small business issuer in its charter)


               NEVADA                                      88-0443498
  (State or other jurisdiction of                     (I. R. S. Employer
   incorporation or organization)                     Identification No.)


            11300 West Olympic Blvd.,Suite 800, Los Angeles, CA 90064
                    (Address of principal executive offices)

                                 (310) 477-9742
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                         if changed since last report)

        Securities Registered Pursuant of Section 12(b) of the Act: None

          Securities Registered Pursuant of Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The issuer had no operating revenues for the year ended December 31, 2002.

As of September 18, 2003, there were 2 million shares of the issuer's common stock outstanding. There is no public trading market for the issuer's common stock.

                             SALES STRATEGIES, INC.
                                   FORM 10-KSB
                                December 31, 2002


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

ITEM 7. Financial Statements................................................ 14
                                                                     F-1 - F-11
ITEM 8. Changes In and Disagreements With Accounting and
             Financial Disclosure........................................... 15

PART III

ITEM 9.  Directors, Executive Officers, Promoters, and Control
           Persons; Compliance With Section 16(a) of the Exchange Act....... 15
ITEM 10. Executive Compensation............................................. 16
ITEM 11. Security Ownership of Certain Beneficial Owners and Management..... 16
ITEM 12. Certain Relationships and Related Transactions..................... 16
ITEM 13. Exhibits and Reports on Form 8-K................................... 17
ITEM 14. Controls and Procedures ........................................... 18

SIGNATURES.................................................................. 19

PART I

ITEM 1.      BUSINESS

Description of Business

               Sales Strategies, Inc. (the "Company") was incorporated on October 17, 1995, under the laws of the State of Nevada to engage in any Lawful corporate activity, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholders, the Company never commenced any operational activities. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose described below under "Item 6 Management's Discussion and Plan of Operation." The proposed business activities described herein may classify the Company as a "blank check" company.

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


Employees
---------
At December 31, 2002, the company had no full time employees.

The   Company's   executive   offices   are   located  at  11300  West   Olympic
Boulevard,Suite 800, Los Angeles, CA 90064. Its telephone number is (310) 477-9742.


ITEM 2.  Properties

     The Company has no properties and at this time has no agreements to acquire any properties.

The Company presently utilizes a mailing address supplied by the company's corporate attorney at 11300 West Olympic Blvd., Ste# 800, Los Angeles, CA 90064. This address is provided to the Company on a rent-free basis, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this arrangement will meet the Company's needs for the foreseeable future.


ITEM 3.      Legal Proceedings

There are no pending legal proceedings.


ITEM 4.      Submission of Matters to vote of Security Holders

No matters were brought to a vote of the Security Holders during the year ended December 31, 2002.

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


Approximate Number of Equity Security Holders
---------------------------------------------
At December 31, 2002 there were approximately 25 holders of record of the Company's common stock.


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

     The Company has made no determination as to whether or not it will file periodic reports in the event its obligation to file such reports is suspended under the 1934 Act. Alan Schram, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act reporting requirements, provided that he is an officer and director of the Company when the obligation is incurred. This was the typical way the company paid necessary business expenses. Subsequent to this year-end, the new President effectuated on August 25, 2003 will develop a similar process along with the new directors.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Alan Schram, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act, provided that he is an officer and director of the Company when the obligation is incurred. All advances are interest-free. Similar arrangements will be in position with the new Board members subsequent to this filing.

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

FORWARD-LOOKING STATEMENTS

This form 10KSB includes, without limitation, certain statements containing words such as "believes", "anticipates", "estimates", which constitute "
forward-looking  statements"  within  the  meaning  of  the  private  securities litigation reform act of 1995. This act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identity these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this form 10-KSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The company's actual results may differ significantly from management's expectations.

ITEM 8.       FINANCIAL STATEMENTS

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

       Statements of Cash Flows.............................F-5

       Notes to Financial Statements........................F-6

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS OF SALES STRATEGIES, INC.:

We have audited the accompanying balance sheet of Sales Strategies, Inc. (A Development Stage Company) as of December 31, 2002 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2002 and for the period from October 17, 1995 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sales Strategies, Inc. as of December 31, 2002 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 and for the period from October 17, 1995 (inception) to December 31, 2002 in conformity with generally accepted accounting principles in the United States.

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



                                     /s/ Stonefield Josephson, Inc.
                                     ------------------------------
                                     STONEFIELD JOSEPHSON, INC.
                                     Certified Public Accountants

Santa Monica, California
September 18, 2003
                                       F-1

                             SALES STRATEGIES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2002


         ASSETS
      TOTAL ASSETS                                   $       -
                                                     ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
      TOTAL LIABILITIES                              $     1,200
                                                     ------------


      STOCKHOLDERS' EQUITY:
       Preferred stock, $0.001 par value;
          10,000,000 shares authorized;
          none issued and outstanding                        -
       Common stock, $.001 par value;
          75,000,000 shares authorized;
          2,000,000 shares issued and
          outstanding                                     2,000
       Additional paid-in capital                        12,750

        Deficit accumulated during the
         the development stage                          (15,950)
                                                     ------------

      TOTAL STOCKHOLDERS' EQUITY                         (1,200)
                                                     ------------


      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                       $       -
                                                     ===========




    The accompanying notes form an integral part of the financial statements

                               SALES STRATEGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                    For the
                                                                  Period From
                                   For The Years Ended          October 17, 1995
                                      December 31,              (inception) to
                                ------------------------          December 31,
                                   2002           2001               2002
                                ---------     ----------        ---------------
  REVENUE                       $      -      $      -          $         -

  GENERAL,SELLING
  AND ADMIN.EXPENSES                7,450            -                 15,950
                                ---------     ----------        ----------------


  NET LOSS BEFORE TAXES         $  (7,450)    $      -          $     (15,950)

  PROVISION FOR TAXES                  -             -                    -
                                ---------     ----------        ---------------
  NET LOSS                      $  (7,450)           -          $     (15,950)
                                =========     ==========        ===============

  NET LOSS PER COMMON SHARE
  - basic and diluted           $   (.004)           -          $       (.008)
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

                                SALES STRATEGIES, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                      Deficit
                                                                    Accumulated
                                    Common Stock      Additional      During the         Total
                                  -----------------    Paid In       Development      Stockholders'
                                  Shares     Amount    Capital          Stage            Equity
                                  -------  --------  ------------    -----------     -------------
  Balance, October 17, 1995             -      $     -     $      -     $  -          $      -

  Issuance of common stock
  for cash on October 17, 1995
  at $0.0027 per share             2,000,000    2,000        3,500         -               5,500

  Net loss                              -           -            -       (5,500)          (5,500)
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1995       2,000,000    2,000        3,500       (5,500)                -

  Net loss for the years
  ended December 31, 1996
  through December 31, 1999              -          -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1999       2,000,000    2,000        3,500       (5,500)                -

  Net loss                               -          -            -       (3,000)           (3,000)
  Contribution by officer                -          -        3,000            -             3,000
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2000       2,000,000    2,000        6,500       (8,500)                -

  Net loss                               -           -           -           -                  -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2001       2,000,000    2,000        6,500       (8,500)

  Net Loss                                -         -           -        (7,450)           (7,450)

  Contribution by officer                 -         -        6,250          -               6,250
                                   ---------   ---------   ---------     ----------     -----------

  Balance, December 31, 2002       2,000,000    2,000       12,750       (15,950)          (1,200)
                                   =========   ========   =========      ==========     ===========

    The accompanying notes form an integral part of the financial statements.

                             SALES STRATEGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                                                     For the
                                                                   Period From
                                   For The Years Ended          October 17, 1995
                                      December 31,               (inception) to
                                ------------------------          December 31,
                                   2002           2001               2002
                                ---------     ----------        ---------------

   CASH FLOWS FROM
   OPERATING ACTIVITIES:
        Net loss                $  (7,450)    $      -          $    15,950
                                ---------      ---------        -------------

     Increase(decrease)
       in liabilities-
      Accounts payable
         and accrued expenses       1,200            -                1,200
                                ---------      ---------        -------------
         Total Adjustments          1,200            -                1,200
                                ---------      ---------        -------------
   Net cash used for
         operating activities      (6,250)           -              (14,750)
                                ---------      ---------        -------------
   CASH FLOWS FROM FINANCING
   ACTIVITIES:
      Issuance of common
      stock for cash                    -            -                5,500

      Contribution by officer       6,250            -                9,250
                                ---------      ---------         -------------
   Net cash provided by
     financing activities           6,250            -               14,750
                                ---------      ---------         -------------
   Net change in cash
    and cash equivalents                -            -                   -
                                ---------      ---------         -------------

   Cash and cash equivalents
    - beginning of period               -            -                   -
                                ---------      ---------         -------------

   Cash and cash equivalents
    - ending of period          $       -      $     -           $       -
                                =========      =========         =============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year -
     Interest paid              $       -      $     -           $       -
                                =========      =========         =============
     Income taxes paid          $       -      $     -           $       -
                                =========      =========         =============

    The accompanying notes form an integral part of the financial statements.

                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

               Going Concern
               -------------
               The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This factor raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. It is management's objective to seek additional capital through a merger with an existing operating company.

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

                              SALES STRATEGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

               No provision for Federal and state income taxes has been recorded since the Company has incurred losses for the period from inception through December 31, 2002. Deferred tax assets at December 31, 2002 and 2001 consist primarily of the tax effect of a net operating loss carry forwards. The net operating loss carry forwards begin to expire in 2016. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2002 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

               Loss Per Share
               --------------
               SFAS No. 128, "Earnings (Loss) Per Share", requires the presentation of basic loss per share and diluted loss per share. The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on loss per share.

               Comprehensive Income
               --------------------
               As of December 31, 2002, the Company has no items that represent comprehensive income and therefore, has not included a schedule of comprehensive income in the accompanying financial statements.

                               SALES STRATEGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

                             SALES STRATEGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

   NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Recent Accounting Pronouncements, continued
               -------------------------------------------
               In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has elected not to change to the fair value based method of accounting for stock-based employee compensation.

               In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                             SALES STRATEGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

   NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Recent Accounting Pronouncements, continued
               -------------------------------------------
               During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

               During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

                             SALES STRATEGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

             None


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
                                               and sole Director


Alan Schram
-----------

Alan Schram is the sole Director and Officer of the Company, and has been since January 1, 2000. Since 1997, he has been a Portfolio Manager with Wellington Capital Management, based in Los Angeles. On August 25th, 2003 the Company accepted the resignation of Alan Schram. The resignation was not motivated in any way by a disagreement with the Company's new operaions. Simultaneously, R.
B. Harris took over all functions as President and CEO. Maurice H. Madrid and Nikos Pedafronomos have accepted their roles as directors.

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

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth the compensation of the Chief Executive Officers for the fiscal years ended December 31, 2002,2001, and 2000.

                           Summary Compensation Table

                                  Annual Compensation    Long-term Compensation
                                 --------------------- -------------------------
                                   Restricted
                        Fiscal        Salary/             Stock
Name                     Year          Fees     Bonus   Awards (#)   Options(#)
------------------     ---------    ------------ ----   ----------  -----------
Alan Schram              2000            0        0        0            0
                         2001            0        0        0            0
                         2002            0        0        0            0

Compensation to Directors
-------------------------
None


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the Common Stock ownership information as of December 31, 2002 with respect to (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director of the Company; and (iii) all directors, executive officers and designated stockholders of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, each has sole voting and investment power with respect to the shares beneficially owned.

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
as a Group (1 individual)

-------------
(1) Percentage of ownership is based on 2,000,000 shares of common stock outstanding as of December 31, 2002.


ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable

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


         ** Filed as Exhibit 99.1 to the Company's Report on Form 8-K filed April 16, 2001 and incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure and procedures

As required by Rule 13a-15 under the Securities Exchange act of 1934 ( the " Exchange Act"), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's Chairman (who served as the principal financial and accounting officer at that time, Mr. Alan Schram) and subsequently reviewed by the new CEO/President, Mr. R. B. Harris). Based upon that evaluation, the Company's current officers/ directors have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

(b) Changes in internal Control.

There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of September 2003.


                                     SALES STRATEGIES, INC.


                             BY:     /s/ R. B. Harris
                                     ------------------------
                                     R. B. Harris, Chairman
                                     (Chief Executive Officer)

                                     By:  /s/ Maurice H. Madrid
                                   -------------------------
                                     Maurice H. Madrid, Secretary/Director

                                     By:  /s/ Nikos Pedafronimos
                                     -------------------------
                                     Nikos Pedafronimos, Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.




Date: September 22, 2003             /s/ R. B. Harris            President,
                                     --------------------        CEO, CFO,
                                     R. B. Harris, President     Director


                                     /s/ Maurice H. Madrid       Secretary
                                     ---------------------       Director
                                     Maurice H. Madrid


                                     /s/  Nikos Pedafronimos     Director
                                    ----------------------
                                     Mikos Pedafronimos