Form 10QSB/A
period 2003-03-31
SALES STRATEGIES INC
filed 2003-09-23
CIK 1108240

18


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB/A


              [X] Quarterly Report under Section 13 or 15(d of the Securities Exchange Act of 1934

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as the latest practicable date: As of September 18,2003 - 2,000,000 shares of Common Stock, $.001 par value per share.

-------------------------------------------------------------------------------

                               SALES STRATEGIES, INC.

                                      INDEX


Part I. Financial Information

        Item 1. Financial Statements (unaudited)

                Balance Sheet .........................................    3

                Statements of Operations ..............................    4

                Statement of Stockholders' Equity .....................    5

                Statements of Cash Flows ..............................    6

                Notes to Financial Statements .........................    7

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of
                Operation...............................................   10

        Item 3. Controls and Procedures.................................   10

Part II.   Other Information

   Item 1.      Legal Proceedings   ....................................   11

   Item 2.      Changes in the Rights
                of the Company's Security Holders ......................   11

   Item 3.      Defaults by the Company on its Senior Securities .......   11

   Item 4.      Results of Votes of Security Holders ...................   11

   Item 5.      Other Information ......................................   11

   Item 6.      Exhibits and Reports on Form 8-K .......................   11

   Signatures ..........................................................   12

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

                             SALES STRATEGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Period from
                              For the Three Months            October 17, 1995
                                 Ended March 31,               (inception) to
                               ---------------------              March 31,
                                 2003         2002                  2003
                               ----------   ---------         ----------------


REVENUE                         $     -      $    -           $        -


GENERAL, SELLING
AND ADMINISTRATIVE EXPENSES           -        4,250                15,950

                                ----------   ---------         --------------

LOSS BEFORE TAXES               $     -      $ 4,250         $     (15,950)


PROVISION FOR INCOME TAXES            -           -                    -
                                ----------   ---------         --------------

NET LOSS                        $     -      $ 4,250  $      $     (15,950)
                                ==========   =========         ==============

NET LOSS PER COMMON
SHARE - basic and diluted       $     -      $ (.002)        $       (.008)
                                ==========   =========         ==============


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
basic and diluted               2,000,000    2,000,000            2,000,000
                                ==========   =========         ==============




    The accompanying notes form an integral part of the financial statements.

                             SALES STRATEGIES, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                                                         Deficit
                                                                        Accumulated
                                       Common Stock      Additional     During the        Total
                                   -------------------    Paid In       Development    Stockholders'
                                    Shares     Amount     Capital          Stage         Equity
                                   -------     --------  ------------   -----------    ------------
  Balance, October 17, 1995              -     $     -    $       -     $     -        $         -

  Issuance of common stock
  for cash on October 17, 1995
  at $0.0027 per share             2,000,000    2,000        3,500            -              5,500

  Net loss                               -           -            -      (5,500)            (5,500)
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1995       2,000,000    2,000        3,500       (5,500)                -

  Net loss for the years
  ended December 31, 1996
  through December 31, 1999              -          -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1999       2,000,000    2,000        3,500       (5,500)                -

  Net loss                               -          -            -       (3,000)           (3,000)
  Contribution by officer                -          -        3,000            -             3,000
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2000       2,000,000    2,000        6,500       (8,500)                -

  Net loss                               -            -           -           -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2001       2,000,000    2,000        6,500       (8,500)                -

  Net loss                               -           -           -       (7,450)           (7,450)
  Contribution by officer                -           -       6,250            -             6,250
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2002       2,000,000    2,000       12,750       (15,950)          (1,200)

  Net Loss                               -          -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, March 31, 2003
    (Unaudited)                    2,000,000     2,000       12,750      (15,950)          (1,200)
                                   =========   ========    ========     ===========    ===========

     The accompanying notes form an integral part of the financial statements.

                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     For the
                                                                   Period from
                                    For Three Months Ended      November 2, 1992
                                          March 31,              (inception) to
                                   ------------------------         March 31,
                                      2003          2002              2003
                                   ---------     ----------     ---------------

   CASH FLOWS FROM
   OPERATING ACTIVITIES:
    Net Loss                       $     -       $  (4.250)       $    (15,950)
    Increase(decrease)
     in liabilities-
     Account payable
      and accrued expenses         $     -       $     -          $      1,200
                                   ----------    -----------    ---------------
         Total adjustments         $     -       $     -          $      1,200
                                   ----------    -----------    ---------------

    Net cash used for operating
     activities                    $     -       $    4,250       $    (14,750)
                                   ----------    -----------    ---------------

    CASH FLOWS PROVIDED BY
    FINANCING ACTIVITIES:
     Issuance of Common Stock      $     -       $     -         $       5,500
     Contribution by officer       $     -       $    4,250      $       9,250
                                   ----------     ---------       -------------

     Net Cash from Financing
      Activities                   $     -       $    4,250      $      14,750
                                   ----------     ---------       -------------
   NET CHANGE IN CASH
    AND CASH EQUIVALENTS                 -             -                  -
                                   ---------      ---------       -------------

   CASH AND CASH EQUIVALENTS
    - beginning of period                -             -                  -
                                   ---------      ---------       -------------

   CASH AND CASH EQUIVALENTS
    - ending of period             $     -        $    -         $        -
                                   =========      =========      =============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year -
   Interest paid                   $     -        $    -         $        -
                                   =========      =========      =============
   Income taxes paid               $       -      $    -         $        -
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

               Going Concern
               -------------
               The accompanying unaudited interim financial statements of Sales Strategies have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

               Recent Accounting Pronouncements
               --------------------------------
               In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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


   NOTE 2 -    RELATED PARTY TRANSACTION

               No related party transactions during the first quarter of 2003.

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