Form 10QSB
period 2003-06-30
SALES STRATEGIES INC
filed 2003-09-23
CIK 1108240

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB


              [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

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

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                            June 30,
                                                              2003
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

                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                    Period from
                               For the Three Months         For the Six Months    October 17, 1995
                                 Ended June 30,                Ended June 30,      (inception) to
                               ---------------------        -------------------        June 30,
                                  2003        2002            2003        2002            2003
                               ----------  ----------      ----------  ----------   -------------
REVENUE                         $     -      $    -        $     -     $    -       $      -


GENERAL, SELLING
AND ADMINISTRATIVE EXPENSES           -        3,200             -        7,450         15,950

                                ----------  ----------      ----------  ----------   -------------

LOSS BEFORE TAXES               $     -      $(3,200)      $     -     $ (7,450)    $  (15,950)


PROVISION FOR INCOME TAXES            -           -              -          -              -
                                ----------  ----------      ----------  ----------   -------------

NET LOSS                        $     -      $(3,200)      $     -     $  (7,450)   $   (15,950)
                                ==========   =========     ===========  ==========    ============

NET LOSS PER COMMON
SHARE - basic and diluted       $     -      $ (.002)      $     -     $   (.004)   $     (.008)
                                ==========   =========     ===========  ==========    ============


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
basic and diluted               2,000,000    2,000,000      2.000.000    2,000,000      2,000,000
                                ==========   =========     ===========  ==========    ============




    The accompanying notes form an integral part of the financial statements.

                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                         Deficit
                                                                       Accumulated
                                       Common Stock      Additional     During the        Total
                                   -------------------    Paid In      Development     Stockholders'
                                    Shares     Amount     Capital          Stage         Equity
                                   -------     --------  ------------  -----------     ------------
  Balance, October 17, 1995              -     $     -    $       -     $     -        $         -

  Issuance of common stock
  for cash on October 17, 1995
  at $0.0027 per share             2,000,000    2,000        3,500            -              5,500

  Net loss                               -           -            -      (5,500)            (5,500)
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1995       2,000,000    2,000        3,500       (5,500)                -

  Net loss for the years ended
  December 31, 1996 to
  December 31, 1999                      -          -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 1999       2,000,000    2,000        3,500       (5,500)                -

  Net loss                               -          -            -       (3,000)           (3,000)
  Contribution by officer                -          -        3,000            -             3,000
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2000       2,000,000    2,000        6,500       (8,500)                -

  Net loss                               -            -           -           -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2001       2,000,000    2,000        6,500       (8,500)                -

  Net loss                               -           -           -       (7,450)           (7,450)
  Contribution by officer                -           -       6,250            -             6,250
                                   ---------   --------   ---------     -----------    -----------
  Balance, December 31, 2002       2,000,000    2,000       12,750       (15,950)          (1,200)

  Net Loss                               -          -            -            -                 -
                                   ---------   --------   ---------     -----------    -----------
  Balance, June 30, 2003
    (Unaudited)                    2,000,000     2,000       12,750     (15,950)           (1,200)
                                   =========   ========    ========     ===========    ===========



     The accompanying notes form an integral part of the financial statements.

                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the
                                                                  Period from
                                    For Six Months Ended        November 2, 1992
                                          June 30,               (inception) to
                                   ------------------------         June 30,
                                      2003          2002              2003
                                   ---------     ----------     ---------------

   CASH FLOWS FROM
   OPERATING ACTIVITIES:
    Net Loss                       $     -       $  (7,450)      $     (15,950)
    Increase(decrease)
     in liabilities-
     Account payable               $     -       $   3,200       $       1,200
      and accrued expenses          ----------    -----------    ---------------
       Total adjustments           $     -       $   3,200       $       1,200
                                    ----------    -----------    ---------------
    Net cash used for operating
     activities                    $     -       $  (4,250)      $     (14,750)

    CASH FLOWS PROVIDED BY
    FINANCING ACTIVITIES:
     Issuance of Common Stock      $     -       $     -         $       5,500
     Contribution by officer       $     -       $   4,250       $       7,250
                                    --------      ---------      -------------
     Net Cash from Financing
      Activities                   $     -       $   4,250       $      14,750
                                   ---------      ---------      -------------
   NET CHANGE IN CASH
    AND CASH EQUIVALENTS                 -             -                  -
                                   ---------      ---------      -------------

   CASH AND CASH EQUIVALENTS
    - beginning of period                -             -                  -
                                   ---------      ---------      -------------

   CASH AND CASH EQUIVALENTS
    - ending of period             $     -        $    -         $        -
                                   =========      =========      =============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the year -
   Interest paid                   $     -        $    -         $        -
                                   =========      =========      =============
   Income taxes paid               $       -      $    -         $        -
                                   =========      =========      =============


    The accompanying notes form an integral part of the financial statements.

                               SALES STRATEGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2003 (UNAUDITED)

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

               Going Concern
               -------------
               The accompanying unaudited interim financial statements of Sales Strategies have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2003 (UNAUDITED)

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

                              SALES STRATEGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2003 (UNAUDITED)

  NOTE 1 -     DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
               (Continued)

               Recent Accounting Pronouncements
               --------------------------------
               During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

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

NOTE 2 -    RELATED PARTY TRANSACTION

               No related party transactions during the first two quarters of 2003.

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